Form 10-Q
period 1997-05-04
CSK AUTO INC
filed 1997-06-23
CIK 1017450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

   /X/       Quarterly report pursuant to Section 13 or 15(d) of the Securities
==========   Exchange Act of 1934
             FOR THE QUARTERLY PERIOD ENDED MAY 4, 1997 OR

   / /       Transition report pursuant to Section 13 or 15(d) of the
==========   Securities Exchange Act of 1934 for the transition period
             from          to
                  --------    --------

Commission file number
                                              -------------------------




                                 CSK AUTO, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



     ARIZONA                                        86-0221312
------------------                         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


645 E. MISSOURI AVE. SUITE 400,      PHOENIX, ARIZONA         85012
---------------------------------------------------------------------
       (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code  (602) 265-9200
---------------------------------------------------------------------

                          N/A
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) YES      /X/            NO          / /
          --------                   --------

(2) YES      / /            NO          /X/
          --------                   --------



As of June 20, 1997, CSK Auto,Inc. had 50,000 shares of redeemable preferred stock and 2,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                  (UNAUDITED)
                                                                                     MAY 4,         FEBRUARY 2,
                                                                                      1997              1997
                                                                                   ---------        ----------

Cash and cash equivalents                                                          $   5,525         $   5,223
Receivables, net of allowances of $2,050 and $1,768, respectively                     27,982            28,511
Inventories                                                                          268,977           268,214
Assets held for sale                                                                   9,082             5,971
Prepaid expenses and other assets                                                     10,041            10,139
                                                                                   ---------         ---------
             Total current assets                                                    321,607           318,058
                                                                                   ---------         ---------

Property and equipment, net                                                           71,295            71,363
Leasehold interests, net                                                              12,380            12,683
Deferred income taxes                                                                 18,546            18,089
Other assets, net                                                                     19,004            19,350
                                                                                   ---------         ---------
             Total assets                                                          $ 442,832         $ 439,543
                                                                                   =========         =========

                       LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts payable                                                                   $ 113,659         $ 128,002
Accrued payroll and related expenses                                                  16,339            15,851
Accrued expenses and other current liabilities                                        39,848            44,444
Current maturities of amounts due under credit agreement                               1,000             1,000
Current maturities of capital lease obligations                                        7,582             7,007
Due to affiliates                                                                      1,000               -
Deferred income taxes                                                                    597               597
                                                                                   ---------         ---------
             Total current liabilities                                               180,025           196,901
                                                                                   ---------         ---------

Amount due under credit agreement                                                    163,000           137,000
Obligations under capital leases                                                      14,326            15,673
Obligations under senior notes                                                       125,000           125,000
Due to affiliates                                                                        -               1,000
Other                                                                                 19,372            20,675
                                                                                   ---------         ---------
             Total non-current liabilities                                           321,698           299,348
                                                                                   ---------         ---------

Commitments and contingencies

Stockholder's deficit:
Redeemable preferred stock, $.01 par value, 206,500 shares authorized 50,000 shares issued and outstanding, liquidation preference redeemable
    at $1,000 per share, 12% cumulative dividend                                           1                 1

Common stock, $.01 par value, 20,000 shares authorized, 2,000 shares issued
    and outstanding                                                                        1                 1
Additional paid-in capital                                                             1,501             1,501
Stockholder receivable                                                                (5,966)           (5,966)
Accumulated deficit                                                                  (54,428)          (52,243)
                                                                                   ---------         ---------
             Total stockholder's deficit                                             (58,891)          (56,706)
                                                                                   ---------         ---------

             Total liabilities and stockholder's deficit                           $ 442,832         $ 439,543
                                                                                   =========         =========

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THIRTEEN WEEKS ENDED
                                                 ----------------------------------
                                                 MAY 4, 1997         APRIL 28, 1996
                                                 -----------         --------------
Net Sales                                         $ 201,613             $189,185

Costs and expenses:
     Cost of sales                                  117,501              113,709
     Operating and administrative                    77,095               69,450
                                                  ---------             --------

Operating profit                                      7,017                6,026

Interest expense                                      8,142                3,595
                                                  ---------             --------

Income (loss) before income taxes                    (1,125)               2,431

Income tax expense (benefit)                           (457)                 932
                                                  ---------             --------

Net income (loss)                                 $    (668)            $  1,499
                                                  =========             ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THIRTEEN WEEKS ENDED
                                                                        ------------------------------
                                                                        MAY 4, 1997     APRIL 28, 1996
                                                                        -----------     --------------
Cash flows provided by (used in) operating activities:
        Net income (loss)                                                $   (668)        $   1,499
        Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
          Depreciation and amortization of property and equipment           4,227             4,327
          Amortization of leasehold interests                                 303               500
          Amortization of deferred financing costs                            452               272
          Amortization of other deferred charges                               89                58
          Deferred income taxes                                              (457)              609
          Change in operating assets and liabilities:
             Accounts receivable                                              529               715
             Inventories                                                     (763)          (10,555)
             Prepaid expenses and other current assets                         98                47
             Accounts payable                                             (14,343)            9,674
             Accrued payroll,accrued expenses and other
               current liabilities                                         (2,493)            2,489
             Due to affiliate                                                 -              (1,827)
             Other                                                         (1,186)             (804)
                                                                         --------         ---------
        Net cash provided by (used in) operating activities               (14,212)            7,004
                                                                         --------         ---------

Cash flows used in investing activities:
        Capital expenditures                                               (3,606)           (1,052)
        Expenditures for assets held for sale                              (3,111)           (9,589)
        Proceeds from sale of property and equipment and
          assets held for sale                                                429             7,946
        Other investing activities                                            (22)              _
                                                                         --------         ---------
        Net cash used in investing activities                              (6,310)           (2,695)
                                                                         --------         ---------

Cash flows provided by (used in) financing activities:
        Proceeds provided from debt                                        26,000           202,510
        Payments of debt                                                      -            (204,923)
        Payment of dividends on preferred stock                            (3,033)              -
        Payments on capital lease obligations                              (1,811)           (1,339)
        Other                                                                (332)             (213)
                                                                         --------         ---------
        Net cash provided by (used in) financing activities                20,824            (3,965)
                                                                         --------         ---------

Net increase in cash and cash equivalents                                     302               344
Cash and cash equivalents, beginning of period                              5,223             4,364
                                                                         --------         ---------
Cash and cash equivalents, end of period                                 $  5,525         $   4,708
                                                                         ========         =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         THIRTEEN WEEKS ENDED MAY 4,1997

    CSK Auto, Inc., formerly known as Northern Automotive Corporation (the "Company"), is a specialty retailer of automotive aftermarket parts and accessories. At May 4, 1997, the Company operated 586 stores in 14 Western states. The Company operates as a fully integrated chain under three tradenames, each of which at one time represented a separate retail chain:
    Checker Auto Parts operates in the Southwest and Rocky Mountain states; Schuck's Auto Supply operates in the Pacific Northwest; and Kragen Auto Parts operates primarily in California. The Company is a wholly-owned subsidiary of CSK Group, Ltd. ("Holdings").

1.     BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management,the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the fiscal year ended February 2,1997, as included in the Company's filing on Form S-4 which became effective May 13, 1997.

2.     INVENTORIES

    Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in,first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations included herein are based on management's estimates of expected year-end inventory levels and costs. The replacement cost of inventories approximated $226.4 million and $225.6 million at May 4, 1997 and February 2, 1997, respectively.

3.     REGISTRATION AND EXCHANGE OF SENIOR SUBORDINATED NOTES

    On October 30, 1996, the Company issued $125.0 million of 11% Senior Subordinated Notes (the "Old Notes"). The Old Notes were sold in a transaction not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon an exemption under the Act.

    Pursuant to a Registration Rights Agreement entered into by the Company, the Company's subsidiaries and the initial purchasers of the Old Notes, the Company was required to offer to exchange all outstanding 11% Senior Subordinated Notes, due November 1, 2006 for 11% Series A Senior Subordinated Notes, due November 1, 2006 (the "Notes") in a transaction registered under the Act. The Company's registration statement was filed with the SEC on February 28, 1997 and declared effective on May 13, 1997. The declaration of effectiveness commenced an Exchange Period for the tender of Old Notes for Notes which expired on June 16, 1997 with all Old Notes having been tendered. The terms of the Notes are substantially identical in all material respects to the terms of the Old Notes except that the Notes are expected to be more readily transferable as a result of the registration of their issuance under the Act.

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    All of the Company's subsidiaries have fully and unconditionally guaranteed the Old Notes and the Notes on a joint and several basis. The subsidiaries do not have any material assets or liabilities or conduct any material operations. As management believes that separate financial information regarding these subsidiaries is immaterial and that the guarantees do not enhance the likelihood that the interest on or principal of the Old Notes or the Notes will be paid, no separate financial information regarding the Company's subsidiaries has been presented herein.





4.     EARNINGS PER SHARE

    Comparative earnings per share have not been presented because the information is not considered to be meaningful.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Overview

The Company's business is seasonal in nature, with the highest sales occurring in the summer months of June through August when average weekly sales per store have historically been approximately 15% higher than in the slowest months months of December through February. The Company's business is also affected by weather conditions. While unusually severe weather tends to soften sales as elective maintenance is postponed during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail and sales of seasonal products to increase.


Results of Operations

The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                                           THIRTEEN WEEKS ENDED
                                                        ----------------------------

                                                        MAY 4, 1997   APRIL 28, 1996
                                                        -----------   --------------
Net Sales                                               100.0%            100.0%

Cost of sales                                            58.3%             60.1%
Operating and administrative                             38.2%             36.7%
                                                        -----             -----

Operating profit                                          3.5%              3.2%

Interest expense                                          4.0%              1.9%
                                                        -----             -----

Income (loss) before income taxes                       -0.5%               1.3%

Income tax expense (benefit)                            -0.2%               0.5%
                                                        -----             -----

Net income (loss)                                       -0.3%               0.8%
                                                        =====             =====

Net Sales for the thirteen weeks ended May 4, 1997 ("first quarter of fiscal 1997") increased $12.4 million or 6.6% over Net Sales for the thirteen week period ended April 28, 1996 as the result of an increase in comparable store sales of 4.2% or $7.8 million and an increase in net sales from new stores of $4.6 million. Sales to commercial customers increased 33.0% to $27.1 million for the thirteen weeks ended May 4, 1997 from $20.3 million for the comparable period of fiscal 1996. During the first quarter of fiscal 1997, the Company opened 8 new stores, relocated 8 stores to larger facilities and closed 2 stores in addition to those closed due to relocations. As of May 4, 1997, the Company had 586 stores in operation.

Gross profit for the first quarter of fiscal 1997 was $84.1 million or 41.7% of net sales, compared to $75.5 million or 39.9% of net sales for the comparable period of fiscal 1996. The increase in gross profit percentage resulted from an increase in the sales of automotive hard parts which produce a higher gross profit percentage than other product categories. Gross profit was also favorably impacted by continued improvement in efficiencies realized from the new warehousing and distribution systems. Warehouse and distribution costs decreased as a percentage of net sales to 3.6% for the first quarter of fiscal 1997 from 4.0% for the comparable period of fiscal 1996. The Company has also been able to obtain reduced product pricing from certain of its vendors as a result of the Company's improving financial performance and quicker payment of accounts payable.

Operating and administrative expenses increased by $7.6 million to 38.2% of net sales for the first quarter of fiscal 1997 compared to 36.7% of net sales for the comparable period of fiscal 1996. This increase was primarily the result of increased advertising expense, the increased costs of the new store based information systems and the incremental operating costs of new stores. Advertising expenditures increased by $2.2 million during the first fiscal quarter of 1997 due to an increase in television and radio advertising.

Operating profit increased to $7.0 million or 3.5% of net sales for the first quarter of fiscal 1997 compared to $6.0 million or 3.2% of net sales for the comparable period of fiscal 1996.

Interest expense for the first quarter of fiscal 1997 totaled $8.1 million compared to $3.6 million for the first quarter of fiscal 1996. The increase in interest expense was the result of higher average effective interest rates and the issuance of approximately $192.6 million of new debt primarily in connection with certain acquisition and financing transactions more fully described in the Company's filing on Form S-4, dated May 13, 1997.

As a result of the above factors, a net loss of $0.7 million was realized for the first quarter of fiscal 1997 compared to net income of $1.5 million for the first quarter of fiscal 1996.

Liquidity and Capital Resources

The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory) and store fixtures and leasehold improvements associated with its store repositioning and expansion program, the expansion of its sales to commercial customers and the increase in the number of hard parts SKU's in its stores. Historically, the Company financed its growth and infrastructure requirements through internally generated funds, funds borrowed under its various credit agreements, funds obtained from an affiliate under common ownership through sale-leaseback and other transactions and lease arrangements with third parties.

The Company believes that it has sufficient liquidity to fund its debt service obligations and implement its growth strategy. In addition to its operating cash flow, the Company has access to a $50.0 million off-balance sheet revolving lease facility provided by an affiliate under common ownership to support its store relocation and store expansion plan. The Company believes that this facility will provide the capital necessary to meet its growth and relocation plans for the foreseeable future. The terms of the facility were set in the arm's-length negotiations leading to the acquisition, and the Company believes such terms to be as favorable to it as could be obtained from unaffiliated third parties. The facility may be terminated at the option of either party to the agreement upon, among other things, the occurrence of any initial public offering of any class of the Company's equity securities or upon the making of a material beneficial modification to the Senior Credit Facility. As of May
4, 1997,
availability under the revolving lease facility had been reduced by $11.1 million relating to 18 new store sites in various stages of completion.

In the first quarter of fiscal 1997, net cash used in operating activities was $14.2 million compared to $7.0 million of cash provided by operating activities in the first quarter of fiscal 1996. The largest component of the change in cash flow from operating activities is accounts payable, where $14.3 million of cash was used in 1997 to reduce accounts payable, while $9.7 million of cash was generated in fiscal 1996 as the result of increasing accounts payable balances. Net cash used in investing activities totaled $6.3 million in the first quarter of fiscal 1997 compared to $2.7 million in the first quarter of fiscal 1996. The increase in cash used in investing activities was the result of generally larger disbursements for capital expenditures and a change in the method of financing new store acquisitions as a result of the off-balance sheet revolving lease facility. Net cash provided by financing activities totaled $20.8 million in the first quarter of fiscal 1997 compared to net cash used in investing activities of $4.0 million in the first quarter of fiscal 1996. In the 1997 quarter, net cash provided by financing activities is comprised primarily of $26.0 million of revolving credit facility borrowings, $3.0 million of dividend payments on the Company's preferred stock, $1.8 million of payments on capital lease obligations and $0.3 million of other activity. In the 1996 quarter, payments of debt and capital lease obligations exceeded borrowings by approximately $3.8 million and $0.2 million of other financing activities activities were incurred.

Part II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS               NONE

Item 2.   CHANGES IN SECURITIES           NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES NONE

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       NONE

Item 5.   OTHER INFORMATION               NONE

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

          3.01* Amended and Restated Articles of Incorporation of the Company.

          3.02* Amended and Restated By-laws of the Company

          4.01* Indenture by and among the Company, Kragen Auto Supply Co.
                ("Kragen"), Schuck's Distribution Co. ("Schuck's"), and Wells Fargo Bank, N.A., as Trustee, dated as of October 30, 1996.

          4.02* Form of 11% Series A Senior Subordinated Note, Due 2006.

          4.03* Registration Rights Agreement, dated October 30, 1996 among the
                Company, Kragen, Schuck's and the Initial Purchasers named therein.

          11.01 Statement of Computation of Ratio of Earnings to Fixed Charges

          27.01 Financial Data Schedule

          (b)  Reports on Form 8-K: None


          --------------------------------
          * Incorporated herein by reference to the Company's registration statement on Form S-4 (File No. 333-22511)

                                 SIGNATURE
                         --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 By :     /s/   James G. Bazlen
                                          --------------------------

                                          James G. Bazlen
                                          President and Chief Financial Officer
DATED :   June 22, 1997