Form 10-Q
period 1997-08-03
CSK AUTO INC
filed 1997-09-16
CIK 1017450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1997 OR

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to ______

Commission file number 333-22511




                                 CSK AUTO, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     ARIZONA                                          86 - 0221312
--------------------------               --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


645 E. MISSOURI AVE. SUITE 400, PHOENIX, ARIZONA                 85012
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code (602) 265 - 9200

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X    NO ___


As of September 12, 1997, CSK Auto,Inc. had 50,000 shares of redeemable preferred stock and 2,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                (UNAUDITED)
                                                                                  AUGUST 3,       FEBRUARY 2,
                                                                                     1997             1997
                                                                                  ---------        ---------
Cash and cash equivalents                                                         $   6,598        $   5,223
Receivables, net of allowances of $2,307 and $1,768, respectively                    35,119           28,511
Inventories                                                                         280,909          268,214
Assets held for sale                                                                  5,208            5,971
Prepaid expenses and other assets                                                    10,647           10,139
                                                                                  ---------        ---------
               Total current assets                                                 338,481          318,058
                                                                                  ---------        ---------

Property and equipment, net                                                          76,311           71,363
Leasehold interests, net                                                             12,008           12,683
Deferred income taxes                                                                17,101           18,089
Other assets, net                                                                    18,659           19,350
                                                                                  ---------        ---------
               Total assets                                                       $ 462,560        $ 439,543
                                                                                  =========        =========


                                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts payable                                                                  $ 115,027        $ 120,998
Outstanding checks                                                                   15,531            7,004
Accrued payroll and related expenses                                                 17,146           15,851
Accrued expenses and other current liabilities                                       45,351           44,444
Current maturities of amounts due under credit agreement                              1,000            1,000
Current maturities of capital lease obligations                                       7,798            7,007
Due to affiliates                                                                     1,000               --
Deferred income taxes                                                                   597              597
                                                                                  ---------        ---------
               Total current liabilities                                            203,450          196,901
                                                                                  ---------        ---------

Amount due under credit agreement                                                   159,500          137,000
Obligations under capital leases                                                     14,158           15,673
Obligations under senior notes                                                      125,000          125,000
Due to affiliates                                                                        --            1,000
Other                                                                                18,612           20,675
                                                                                  ---------        ---------
               Total non-current liabilities                                        317,270          299,348
                                                                                  ---------        ---------

Commitments and contingencies

Stockholder's deficit:
Redeemable preferred stock, $.01 par value, 206,500 shares authorized, 50,000 shares issued and outstanding, liquidation preference redeemable
    at $1,000 per share, 12% cumulative dividend                                          1                1

Common stock, $.01 par value, 20,000 shares authorized, 2,000 shares issued
    and outstanding                                                                       1                1
Additional paid-in capital                                                            1,501            1,501
Stockholder receivable                                                               (5,966)          (5,966)
Accumulated deficit                                                                 (53,697)         (52,243)
                                                                                  ---------        ---------
               Total stockholder's deficit                                          (58,160)         (56,706)
                                                                                  ---------        ---------

               Total liabilities and stockholder's deficit                        $ 462,560        $ 439,543
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

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                  ----------------------------------      ----------------------------------
                                                  AUGUST 3, 1997       JULY 28, 1996      AUGUST 3, 1997       JULY 28, 1996
                                                  --------------       -------------      --------------       -------------
Net Sales                                            $217,944            $200,895            $419,557            $390,080

Costs and expenses:
             Cost of sales                            124,745             118,395             242,246             232,104
             Operating and administrative              81,100              75,454             158,195             144,904
                                                     --------            --------            --------            --------

Operating profit                                       12,099               7,046              19,116              13,072

Interest expense                                        8,406               3,520              16,548               7,115
                                                     --------            --------            --------            --------

Income before income taxes                              3,693               3,526               2,568               5,957

Income tax expense                                      1,445               1,413                 988               2,345
                                                     --------            --------            --------            --------

Net income                                           $  2,248            $  2,113            $  1,580            $  3,612
                                                     ========            ========            ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        TWENTY-SIX WEEKS ENDED
                                                                 ------------------------------------
                                                                 AUGUST 3, 1997         JULY 28, 1996
                                                                 --------------         -------------
Cash flows provided by (used in) operating activities:
  Net income                                                         $  1,580             $   3,612
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization of property and equipment             8,585                 8,669
    Amortization of leasehold interests                                   675                 1,020
    Amortization of deferred financing costs                              904                   558
    Amortization of other deferred charges                                328                   108
    Deferred income taxes                                                 988                 2,021
    Change in operating assets and liabilities:
       Accounts receivable                                             (6,608)               (1,724)
       Inventories                                                    (12,695)                  178
       Prepaid expenses and other current assets                         (508)                   (4)
       Accounts payable                                                (5,971)              (13,633)
       Outstanding checks                                               8,527                (6,692)
       Accrued payroll,accrued expenses and other
         current liabilities                                            2,201                 4,126
       Due to affiliate                                                    --                13,133
       Other                                                           (1,305)                 (125)
                                                                     --------             ---------
  Net cash provided by (used in) operating activities                  (3,299)               11,247
                                                                     --------             ---------
Cash flows used in investing activities:
  Capital expenditures                                                 (6,781)               (2,547)
  Expenditures for assets held for sale                                (6,505)              (16,875)
  Proceeds from sale of property and equipment and
    assets held for sale                                                2,980                15,390
  Other investing activities                                              (22)                  (13)
                                                                     --------             ---------
  Net cash used in investing activities                               (10,328)               (4,045)
                                                                     --------             ---------
Cash flows provided by (used in) financing activities:
  Proceeds provided from debt                                          32,000               440,800
  Payments of debt                                                     (9,500)             (443,897)
  Payment of dividends on preferred stock                              (3,033)                   --
  Payments on capital lease obligations                                (3,600)               (2,736)
  Other                                                                  (865)                 (589)
                                                                     --------             ---------
  Net cash provided by (used in) financing activities                  15,002                (6,422)
                                                                     --------             ---------

Net increase in cash and cash equivalents                               1,375                   780
Cash and cash equivalents, beginning of period                          5,223                 4,364
                                                                     ========             =========
Cash and cash equivalents, end of period                             $  6,598             $   5,144
                                                                     ========             =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      TWENTY-SIX WEEKS ENDED AUGUST 3, 1997

      CSK Auto, Inc., formerly known as Northern Automotive Corporation (the "Company"), is a specialty retailer of automotive aftermarket parts and accessories. At August 3, 1997, the Company operated 591 stores in 12 Western states. The Company operates as a fully integrated chain under three tradenames. Checker Auto Parts operates in the Southwest and Rocky Mountain states; Schuck's Auto Supply operates in the Pacific Northwest; and Kragen Auto Parts operates primarily in California. The Company is a wholly-owned subsidiary of CSK Group, Ltd. ("Holdings").

1.    BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the fiscal year ended February 2, 1997, as included in the Company's Registration Statement on Form S-4 that became effective May 13, 1997.

2.    INVENTORIES

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations included herein are based on management's estimates of expected year-end inventory levels and costs. The replacement cost of inventories approximated $237.6 million and $225.6 million at August 3, 1997 and February 2, 1997, respectively.

3.    REGISTRATION AND EXCHANGE OF SENIOR SUBORDINATED NOTES

      On October 30, 1996, the Company issued $125.0 million of 11% Senior Subordinated Notes (the "Old Notes"). The Old Notes were sold in a transaction not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon an exemption from registration under the Act.

      Pursuant to a Registration Rights Agreement entered into by the Company, the Company's subsidiaries and the initial purchasers of the Old Notes, the Company was required to offer to exchange all outstanding 11% Senior Subordinated Notes, due November 1, 2006 for 11% Series A Senior Subordinated Notes, due November 1, 2006 (the "Notes") in a transaction registered under the Act. The Company's registration statement was filed with the SEC on February 28, 1997 and was declared effective on May 13, 1997. The declaration of effectiveness commenced an Exchange Period for the tender of Old Notes for Notes which expired on June 16, 1997 with all Old Notes having been tendered. The terms of the Notes are substantially identical in all material respects to the terms of the Old Notes, except that the Notes are more readily transferable as a result of the registration of their issuance under the Act.

                         CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      All of the Company's subsidiaries have fully and unconditionally guaranteed the Notes on a joint and several basis. The subsidiaries do not have any material assets or liabilities or conduct any material operations. As management believes that separate financial information regarding these subsidiaries is immaterial and that the guarantees do not enhance the likelihood that the interest on or principal of the Notes will be paid, no separate financial information regarding the Company's subsidiaries has been presented herein.

4.    EARNINGS PER SHARE

      Comparative earnings per share have not been presented because the information is not considered to be meaningful.

5.    ACCRUED DIVIDENDS - 12% CUMULATIVE REDEEMABLE PREFERRED STOCK

      As of August 3, 1997, dividends totaling $3.0 million have been accrued against the accumulated deficit, of which, $1.5 million is unpaid.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's business is seasonal in nature, with the highest sales occurring in the summer months of June through August when average weekly sales per store have historically been higher than in the slowest period of December through February. The Company's business is also affected by weather conditions because unusually severe weather tends to reduce sales as elective maintenance is postponed during such periods. However, extremely hot or cold weather can enhance sales by causing parts to fail and demand for seasonal products to increase.


Results of Operations

The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                          THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                        -------------------------             ------------------------
                                       AUGUST 3,          JULY 28,           AUGUST 3,          JULY 28,
                                         1997               1996               1997               1996
                                        ------             ------             ------             ------
Net sales                                100.0%             100.0%             100.0%             100.0%

Cost of sales                             57.2%              58.9%              57.7%              59.5%
                                        ------             ------             ------             ------
              Gross profit                42.8%              41.1%              42.3%              40.5%

Operating and administrative              37.2%              37.6%              37.7%              37.1%
                                        ------             ------             ------             ------

Operating profit                           5.6%               3.5%               4.6%               3.4%

Interest expense                           3.9%               1.7%               3.9%               1.8%
                                        ------             ------             ------             ------

Income before income taxes                 1.7%               1.8%               0.7%               1.6%

Income tax expense                         0.7%               0.7%               0.2%               0.6%
                                        ------             ------             ------             ------

Net income                                 1.0%               1.1%               0.5%               1.0%
                                        ======             ======             ======             ======


THIRTEEN WEEKS ENDED AUGUST 3,1997 COMPARED TO THIRTEEN WEEKS ENDED JULY 28,1996

Net sales for the thirteen weeks ended August 3, 1997 ("second quarter of fiscal 1997") increased $17.0 million or 8.5% over Net sales for the thirteen week period ended July 28, 1996 as the result of an increase in comparable store sales of 5.5% or $10.9 million and an increase in net sales from new stores of $6.1 million. Sales to commercial customers increased 33.1% to $30.6 million for the thirteen weeks ended August 3, 1997 from $23.0 million for the comparable period of fiscal 1996. During the second quarter of fiscal 1997, the Company opened 11 new stores, relocated 9 stores to larger facilities, sold 4 stores and closed 2 stores in addition to those closed due to relocations. As of August 3, 1997, the Company had 591 stores in operation.

Gross profit for the second quarter of fiscal 1997 was $93.2 million or 42.8% of net sales, compared to $82.5 million or 41.1% of net sales for the comparable period of fiscal 1996. The increase in gross profit percentage resulted from an increase in sales of automotive hard parts which produce a higher gross profit percentage than other product categories and generally higher margins on commodity products such as oils and antifreeze. Gross profit was also favorably impacted by continued improvement in efficiencies realized from new warehousing and distribution systems. Warehouse and distribution costs decreased as a percentage of net sales to 3.3% for the second quarter of fiscal 1997 from 3.8% for the comparable period of fiscal 1996. The Company has also been able to obtain reduced product pricing from certain of its vendors as a result of the Company's improving financial performance and quicker payment of accounts payable.

Operating and administrative expenses increased by $5.6 million, but decreased to 37.2% of net sales for the second quarter of fiscal 1997 compared to 37.6% of net sales for the comparable period of fiscal 1996. This increase in dollar amount was primarily the result of the incremental operating costs of new stores.

Operating profit increased to $12.1 million or 5.6% of net sales for the second quarter of fiscal 1997 compared to $7.0 million or 3.5% of net sales for the comparable period of fiscal 1996.

Interest expense for the second quarter of fiscal 1997 totaled $8.4 million compared to $3.5 million for the second quarter of fiscal 1996. The increase in interest expense was the result of the issuance of approximately $190.3 million of new debt primarily in connection with certain acquisition and financing transactions more fully described in the Company's Registration Statement on Form S-4, dated May 13, 1997 and higher effective interest rates.

As a result of the above factors, net income increased to $2.2 million for the second quarter of fiscal 1997 compared to net income of $2.1 million for the second quarter of fiscal 1996.

In addition, as a result of the above factors, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.5 million or 46.0% to $17.5 million in the second quarter of fiscal 1997 from $12.0 million in the comparable period of fiscal 1996. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the Company's $200.0 million Credit Facility contains various restrictive covenants which are based upon EBITDA as defined in the Credit Facility. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of the Company's operating performance. EBITDA for the second quarter of fiscal 1997 includes an add back of $0.39 million of fees incurred in merger and acquisition activities ("M&A fees"), as provided for in the Credit Facility definition of EBITDA.

TWENTY-SIX WEEKS ENDED AUGUST 3,1997 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 28,1996

Net sales for the twenty-six weeks ended August 3, 1997 increased $29.5 million or 7.6% over Net sales for the twenty-six week period ended July 28, 1996 as the result of an increase in comparable store sales of 5.0% or $19.1 million and an increase in net sales from new stores of $10.4 million. Sales to commercial customers increased 33.1% to $57.7 million for the twenty-six weeks ended August 3, 1997 from $43.4 million for the comparable period of fiscal 1996. During the twenty-six weeks ended August 3, 1997, the Company opened 19 new stores, relocated 16 stores to larger facilities, sold 4 stores and closed 4 stores in addition to those closed due to relocations. As of August 3, 1997, the Company had 591 stores in operation.

Gross profit for the twenty-six week period ended August 3, 1997 was $177.3 million or 42.3% of net sales, compared to $158.0 million or 40.5% of net sales for the comparable period of fiscal 1996. The increase in gross profit percentage resulted from an increase in sales of automotive hard parts which produce a higher gross profit percentage than other product categories. Gross profit was also favorably impacted by continued improvement in efficiencies realized from new warehousing and distribution systems. Warehouse and distribution costs decreased as a percentage of net sales to 3.5% for the twenty-six weeks ended August 3,1997 from 3.8% for the comparable period of fiscal 1996. The Company has also been able to obtain reduced product pricing from certain of its vendors as a result of the Company's improving financial performance and quicker payment of accounts payable.

Operating and administrative expenses increased by $13.3 million to 37.7% of net sales for the twenty-six weeks ended August 3, 1997 compared to 37.1% of net sales for the comparable period of fiscal 1996. This increase was primarily the result of increased advertising expense, the increased costs of the new store based information systems and the incremental operating costs of new stores. Advertising expenditures increased by $2.4 million during the twenty-six weeks ended August 3,1997 due to an increase in television and radio advertising.

Operating profit increased to $19.1 million or 4.6% of net sales for the twenty-six weeks ended August 3, 1997 compared to $13.1 million or 3.4% of net sales for the comparable period of fiscal 1996.

Interest expense for the twenty-six weeks ended August 3, 1997 totaled $16.5 million compared to $7.1 million for the comparable period of fiscal 1996. The increase in interest expense was the result of the issuance of new debt primarily in connection with certain acquisition and financing transactions more fully described in the Company's Registration Statement on Form S-4, dated May 13, 1997 and higher effective interest rates.

As a result of the above factors, net income of $1.6 million was realized for the twenty-six weeks ended August 3, 1997 compared to net income of $3.6 million for the comparable period of fiscal 1996.

In addition, as a result of the above factors, EBITDA increased by $6.3 million or 27.8% to $29.2 million, including M&A fees of $0.5 million, for the twenty-six weeks ended August 3, 1997, from $22.9 million for the comparable period of 1996.

Liquidity and Capital Resources

The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory) and store fixtures and leasehold improvements associated with its store expansion and relocation program, the expansion of its sales to commercial customers and the increase in the number of hard parts SKU's in its stores. Historically, the Company has financed its growth and infrastructure requirements through internally generated funds, funds borrowed under its various credit agreements, funds obtained from an affiliate of a shareholder of Holdings through sale-leaseback and other transactions, and lease arrangements with third parties.

The Company believes that it has sufficient liquidity to fund its debt service obligations and continue to implement its growth strategy. In addition to its operating cash flow and borrowing capacity under the $200.0 million Credit Facility, the Company has access to a $50.0 million off-balance sheet revolving lease facility provided by an affiliate of a shareholder of Holdings to support its store relocation and store expansion plan. The Company believes that this facility will provide the capital necessary to meet its growth and relocation plans for the foreseeable future. The terms of the facility were set in the arm's-length negotiations leading to the acquisition of a majority interest in Holdings, and the Company believes such terms to be as favorable to it as could have been obtained from unaffiliated third parties. The facility may be terminated at the option of either party to the agreement upon, among other things, the occurrence of any initial public offering of any class of the Company's equity securities or upon the making of a material beneficial modification to the Credit Facility. As of August 3, 1997, availability under the revolving lease facility had been reduced by $17.8 million relating to 25 new store sites in various stages of completion.

For the twenty-six week period ended August 3,1997, net cash used in operating activities was $3.3 million compared to $11.2 million of cash provided by operating activities in the comparable period of fiscal 1996. The largest component of the change in cash flow from operating activities relates to inventories, where $12.7 million of cash was used in 1997 to acquire inventory, whereas $0.2 million of cash was generated in fiscal 1996 as the result of decreasing inventory balances. Inventories are increasing to support newly added stores and an expanded offering of hard parts SKU's. Net cash used in investing activities totaled $10.3 million in the twenty-six week period ended August 3, 1997 compared to $4.0 million in the comparable 1996 period. The increase in cash used in investing activities was the result of generally larger disbursements for capital expenditures and a change in the method of financing new store acquisitions as a result of the off-balance sheet revolving lease facility. Net cash provided by financing activities totaled $15.0 million in the twenty-six weeks ended August 3,1997 compared to net cash used of $6.4 million in the comparable period of fiscal 1996. In the 1997 period, net cash provided by financing activities was comprised primarily of $32.0 million of revolving credit facility borrowings, offset by $9.5 million of debt repayments, $3.0 million of dividend payments on the Company's preferred stock, $3.6 million of payments on capital lease obligations and $0.9 million of other activity. In the 1996 period, payments of debt and capital lease obligations exceeded borrowings by approximately $5.8 million and $0.6 million of other financing activities were incurred.

Part II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS                                            NONE

Item 2.       CHANGES IN SECURITIES                                        NONE

Item 3.       DEFAULTS UPON SENIOR SECURITIES                              NONE

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          NONE

Item 5.       OTHER INFORMATION                                            NONE

Item 6.       EXHIBITS AND REPORTS ON FORM 8 - K

              (a) Exhibits:

              3.01*     Amended and Restated Articles of Incorporation of the
                        Company.

              3.02*     Amended and Restated By-laws of the Company

              4.01 First Amendment, dated as of June 4,1997, to and of the Credit Agreement, dated as of October 30, 1996 (as amended, supplemented, or otherwise modified from time to time, the "Credit Agreement"), among the Company, the several lenders from time to time parties thereto (the"Lenders"), and The Chase Manhattan Bank, as administrative agent for the Lenders.

              4.02 Amendment No. 2, dated as of July 23, 1997, to and of the Credit Agreement.

              4.03* Indenture by and among the Company, Kragen Auto Supply Co. ("Kragen"), Schuck's Distribution Co. ("Schuck's"), and Wells Fargo Bank, N.A., as Trustee, dated as of October 30, 1996.

              4.04*     Form of 11% Series A Senior Subordinated Note, Due 2006.

              4.05* Registration Rights Agreement, dated October 30, 1996 among the Company, Kragen, Schuck's and the Initial Purchasers named therein.

              11.01     Statement of Computation of Ratio of Earnings to Fixed
                        Charges

              27.01     Financial Data Schedule

              (b)       Reports on Form 8-K:     None


              * Incorporated herein by reference to the Company's registration statement on Form S-4 (File No. 333-22511)

                                    SIGNATURE
                     ---------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CSK Auto, Inc.

                                   By :  /s/   James G. Bazlen
                                         --------------------------------------

                                         James G. Bazlen
                                         President and Chief Financial Officer
DATED: September 12, 1997