Form 10-Q
period 1997-11-02
CSK AUTO INC
filed 1997-12-08
CIK 1017450

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 333-22511

                                 CSK AUTO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ARIZONA                                      86-0221312
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

  645 E. MISSOURI AVE. SUITE 400, PHOENIX,
                    ARIZONA                                        85012
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (602) 265-9200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                               YES [X]     NO [ ]

     As of December 3, 1997, CSK Auto, Inc. had 50,000 shares of redeemable preferred stock and 2,000 shares of common stock outstanding.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       NOVEMBER 2,     FEBRUARY 2,
                                                                          1997            1997
                                                                       -----------     -----------
                                                                       (UNAUDITED)
                                              ASSETS
Cash and cash equivalents............................................   $   6,316       $   5,223
Receivables, net of allowances of $2,668 and $1,768, respectively....      35,647          28,511
Inventories..........................................................     304,807         268,214
Assets held for sale.................................................       4,145           5,971
Prepaid expenses and other assets....................................      12,519          10,139
                                                                         --------        --------
          Total current assets.......................................     363,434         318,058
                                                                         --------        --------
Property and equipment, net..........................................      77,303          71,363
Leasehold interests, net.............................................      11,542          12,683
Deferred income taxes................................................      13,773          18,089
Other assets, net....................................................      18,177          19,350
                                                                         --------        --------
          Total assets...............................................   $ 484,229       $ 439,543
                                                                         ========        ========
                              LIABILITIES AND STOCKHOLDER'S DEFICIT
Accounts payable.....................................................   $ 115,262       $ 120,998
Outstanding checks...................................................      11,488           7,004
Accrued payroll and related expenses.................................      18,156          15,851
Accrued expenses and other current liabilities.......................      51,120          44,444
Current maturities of amounts due under credit agreement.............       1,000           1,000
Current maturities of capital lease obligations......................       8,003           7,007
Due to affiliates....................................................       1,000              --
Deferred income taxes................................................         597             597
                                                                         --------        --------
          Total current liabilities..................................     206,626         196,901
                                                                         --------        --------
Amount due under credit agreement....................................     172,500         137,000
Obligations under capital leases.....................................      12,541          15,673
Obligations under senior notes.......................................     125,000         125,000
Due to affiliates....................................................          --           1,000
Other................................................................      15,960          20,675
                                                                         --------        --------
          Total non-current liabilities..............................     326,001         299,348
                                                                         --------        --------
Commitments and contingencies
Stockholder's deficit:
Redeemable preferred stock,$.01 par value, 206,500 shares authorized
  50,000 shares issued and outstanding, liquidation preference redeemable at
  $1,000 per share, 12% cumulative dividend..........................           1               1
Common stock, $.01 par value, 20,000 shares authorized, 2,000 shares
  issued and outstanding.............................................           1               1
Additional paid-in capital...........................................       1,501           1,501
Stockholder receivable...............................................          --          (5,966)
Accumulated deficit..................................................     (49,901)        (52,243)
                                                                         --------        --------
          Total stockholder's deficit................................     (48,398)        (56,706)
                                                                         --------        --------
          Total liabilities and stockholder's deficit................   $ 484,229       $ 439,543
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

                        CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                                -------------------------------------     -------------------------------------
                                NOVEMBER 2, 1997     OCTOBER 27, 1996     NOVEMBER 2, 1997     OCTOBER 27, 1996
                                ----------------     ----------------     ----------------     ----------------
Net Sales.....................      $216,908             $202,335             $636,465             $592,415
Costs and expenses:
  Cost of sales...............       116,671              117,562              358,917              349,666
  Operating and
     administrative...........        83,129               76,347              241,324              221,251
                                    --------             --------             --------             --------
Operating profit..............        17,108                8,426               36,224               21,498
Interest expense..............         8,478                3,802               25,026               10,917
                                    --------             --------             --------             --------
Income before income taxes....         8,630                4,624               11,198               10,581
Income tax expense............         3,329                1,803                4,317                4,148
                                    --------             --------             --------             --------
Net income....................      $  5,301             $  2,821             $  6,881             $  6,433
                                    ========             ========             ========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                    THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                   REDEEMABLE
                                 PREFERRED STOCK    COMMON STOCK     ADDITIONAL
                                 ---------------   ---------------    PAID-IN     ACCUMULATED   STOCKHOLDER   TOTAL EQUITY
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     RECEIVABLE     (DEFICIT)
                                 ------   ------   ------   ------   ----------   -----------   -----------   ------------
Balance at February 2, 1997....  50,000    $  1    2,000     $  1      $1,501      $ (52,243)     $(5,966)      $(56,706)
  Net Income...................                                                        6,881                       6,881
  Dividends -- Preferred
     Stock.....................                                                       (4,539)                     (4,539)
  Recovery of Stockholder
     receivable................                                                                     5,966          5,966
                                 ------   -----    -----    -----      ------       --------      -------       --------
Balance at November 2, 1997....  50,000    $  1    2,000     $  1      $1,501      $ (49,901)     $    --       $(48,398)
                                 ======   =====    =====    =====      ======       ========      =======       ========

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

                        CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THIRTY-NINE WEEKS ENDED
                                                                -------------------------------------
                                                                NOVEMBER 2, 1997     OCTOBER 27, 1996
                                                                ----------------     ----------------
Cash flows provided by (used in) operating activities:
  Net income..................................................      $  6,881            $    6,433
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization of property and
       equipment..............................................        13,235                12,936
     Amortization of leasehold interests......................           938                 1,364
     Amortization of deferred financing costs.................         1,377                   866
     Amortization of other deferred charges...................           693                   171
     Deferred income taxes....................................         4,316                 3,437
     Change in operating assets and liabilities:
       Accounts receivable....................................        (7,136)                 (611)
       Inventories............................................       (36,593)              (11,080)
       Prepaid expenses and other current assets..............        (2,380)                  356
       Accounts payable.......................................        (5,736)              (12,873)
       Outstanding checks.....................................         4,484                  (288)
       Accrued payroll, accrued expenses and other current
          liabilities.........................................         8,001                 6,906
       Due to affiliate.......................................            --                 9,776
       Other..................................................        (4,219)               (1,538)
                                                                    --------              --------
  Net cash provided by (used in) operating activities.........       (16,139)               15,855
                                                                    --------              --------
Cash flows used in investing activities:
  Capital expenditures........................................       (12,468)               (3,426)
  Expenditures for assets held for sale.......................        (9,160)              (22,828)
  Proceeds from sale of property and equipment and assets held
     for sale.................................................         7,384                20,871
  Other investing activities..................................           (53)                  (14)
                                                                    --------              --------
  Net cash used in investing activities.......................       (14,297)               (5,397)
                                                                    --------              --------
Cash flows provided by (used in) financing activities:
  Proceeds provided from debt.................................        56,500               658,156
  Payments of debt............................................       (21,000)             (661,901)
  Payment of dividends on preferred stock.....................        (3,033)                   --
  Payments on capital lease obligations.......................        (5,484)               (4,296)
  Recovery of Stockholder Receivable..........................         5,966                    --
  Other.......................................................        (1,420)               (1,269)
                                                                    --------              --------
  Net cash provided by (used in) financing activities.........        31,529                (9,310)
                                                                    --------              --------
Net increase in cash and cash equivalents.....................         1,093                 1,148
Cash and cash equivalents, beginning of period................         5,223                 4,364
                                                                    --------              --------
Cash and cash equivalents, end of period......................      $  6,316            $    5,512
                                                                    ========              ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997

     CSK Auto, Inc., formerly known as Northern Automotive Corporation, (the "Company"), is a specialty retailer of automotive aftermarket parts and accessories. At November 2, 1997, the Company operated 606 stores in 12 Western states. The Company operates as a fully integrated chain under three tradenames. Checker Auto Parts operates in the Southwest and Rocky Mountain states; Schuck's Auto Supply operates in the Pacific Northwest; and Kragen Auto Parts operates primarily in California. The Company is a wholly-owned subsidiary of CSK Group, Ltd. ("Holdings").

1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the fiscal year ended February 2, 1997, as included in the Company's Registration Statement on Form S-4 that became effective May 13, 1997.

2.  INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $259.9 million and $225.6 million at November 2, 1997 and February 2, 1997, respectively.

3.  REGISTRATION AND EXCHANGE OF SENIOR SUBORDINATED NOTES

     On October 30, 1996, the Company issued $125.0 million of 11% Senior Subordinated Notes (the "Old Notes"). The Old Notes were sold in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon an exemption under the Act.

     Pursuant to a Registration Rights Agreement entered into by the Company, the Company's subsidiaries and the initial purchasers of the Old Notes, the Company was required to offer to exchange all outstanding 11% Senior Subordinated Notes, due November 1, 2006 for 11% Series A Senior Subordinated Notes, due November 1, 2006 (the "Notes") in a transaction registered under the Act. The Company's registration statement was filed with the SEC on February 28,1997 and was declared effective on May 13, 1997. The declaration of effectiveness commenced an Exchange Period for the tender of the Old Notes for Notes. The Exchange Period expired June 16, 1997 with all Old Notes having been tendered. The terms of the Notes are substantially identical in all material respects to the terms of the Old Notes, except that the Notes are more readily transferable as a result of the registration of their issuance under the Act.

     The Notes are guaranteed fully and unconditionally by the Company's wholly-owned subsidiaries, Kragen Auto Supply Co. ("Kragen") and Schuck's Distribution Co. ("Schuck's" and together with Kragen, the "Guarantors"). The Company has no direct or indirect subsidiaries other than the Guarantors. The Company has not presented separate financial statements or other disclosures concerning the Guarantors because management has determined that these items are not material to investors and that the guarantees do not enhance the likelihood that the interest on or principal of the Notes will be paid. The Guarantors represent an immaterial portion of the Company's assets, liabilities and results of operations. Kragen is a name-holding corporation without any other assets and with no liabilities or operations. At November 2, 1997, the assets and

                        CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

liabilities of Schuck's, whose only operations consist of leasing a warehouse and employing fewer than ten people, constituted less than 0.2% and 0.01% of the Company's assets and liabilities, respectively. Schuck's operating expenses for the thirty-nine weeks ended November 2, 1997 were $0.7 million, consisting primarily of rent, salary, maintenance and employee benefits. The Company's consolidated operating expenses were $600.2 million for the same period.

4.  EARNINGS PER SHARE

     Comparative earnings per share have not been presented because the information is not considered to be meaningful.

5.  ACQUISITION

     On October 6, 1997, the Company executed an agreement (the "Purchase Agreement") that provides for the acquisition of a newly formed subsidiary of the Trak Auto Corporation ("Trak"). Upon its formation, this new subsidiary will have no liabilities and will own no assets other than the store leases, fixtures and equipment and merchandise inventories of 83 specific store sites formerly owned and operated by Trak. The new subsidiary will also own the merchandise inventory of the Ontario, California distribution center operated by Trak but no other assets or liabilities of the distribution center, other than the inventories, will be acquired.

     The Purchase Agreement calls for: a purchase price of $38.0 million, subject to certain adjustments; a closing date for the consummation of the transaction of December 8, 1997; and for the negotiation and execution of an Operating Services Agreement between the Company and Trak for the provision of certain transitional services to be performed by Trak while the stores are integrated into the Company's systems. The acquisition is to be financed through a combination of the issuance of equity and the incurrence of additional debt. The existing stockholders of Holdings will provide $20.0 million of equity financing to be split ratably among them. In addition, on November 17, 1997, the Company entered into a Commitment Letter with The Chase Manhattan Bank, as Administrative Agent for its $200.0 million Credit Facility to amend and restate the Credit Facility so as to provide for a $300.0 million Credit Facility, subject to the limitations on the incurrence of indebtedness under the Indenture for the 11% Series A Senior Subordinated Notes. The Amendment and Restatement is expected to provide for: i) a 50 basis point reduction in the interest rate for Term Loan borrowings and a 25 basis point reduction in the interest rate for Revolving Loan borrowings under the Credit Facility; ii) the elimination of the borrowing base restriction; iii) a $50.0 million "basket" of funds that can be used for future acquisitions; iv) $50.0 million of revolving borrowings that may be used by the Company to finance store purchase and development activities and
v) various other changes to terms and conditions under which the funds may be borrowed. The maturity dates for the Term Loans and Revolving Loans have not changed under the Amendment and Restatement. The Amendment and Restatement is scheduled for completion on or before December 8, 1997; however, no assurances can be given, at this point, that the Amendment and Restatement will be completed nor that the associated acquisition of the Trak stores will be consummated.

6.  LEASE FACILITY

     On November 18, 1997, the Company reached an agreement, in principle, with an unrelated third party for the establishment of a leasing facility that will provide for acquisition and development of approximately 100 to 125 new stores over the period of February 1, 1998 through May 31, 1999. The facility calls for up to $125.0 million of funding to be provided for acquisition and development costs. The term of the leases for stores acquired or developed under this new lease facility will run for a base period of approximately 18 years and 4 months with a single 10 year renewal option available. Base rents will be determined on the basis of the total development price of the site multiplied by the sum of the 10 year U.S. Treasury Note rate plus the spread. The spread varies, at the option of the Company, from 3.00% to 3.50%, in 25 basis point increments.

                        CSK AUTO, INC. AND SUBSIDIARIES
                 (A WHOLLY-OWNED SUBSIDIARY OF CSK GROUP, LTD.)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The base rent is subject to periodic resets, generally on the basis of increases in the Consumer Price Index, with varying caps on the reset depending upon the spread chosen by the Company.

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company will adopt each of these standards in fiscal 1998. As these statements only require additional disclosures in the Company's financial statements, their adoption will not affect the Company's financial position or the results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's business is seasonal in nature, with the highest sales occurring in the summer months of June through August. The Company's business is also affected by weather conditions because unusually severe weather tends to reduce sales as elective maintenance is postponed during such periods. However, extremely hot or cold weather can enhance sales by causing parts to fail and demand for seasonal products to increase.

RESULTS OF OPERATIONS

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                              THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                           ---------------------------     ---------------------------
                                           NOVEMBER 2,     OCTOBER 27,     NOVEMBER 2,     OCTOBER 27,
                                              1997            1996            1997            1996
                                           -----------     -----------     -----------     -----------
    Net sales............................     100.0%          100.0%          100.0%          100.0%
    Cost of sales........................      53.8%           58.1%           56.4%           59.0%
                                              -----           -----           -----           -----
              Gross profit...............      46.2%           41.9%           43.6%           41.0%
    Operating and administrative.........      38.3%           37.7%           37.9%           37.3%
                                              -----           -----           -----           -----
    Operating profit.....................       7.9%            4.2%            5.7%            3.7%
    Interest expense.....................       3.9%            1.9%            3.9%            1.9%
                                              -----           -----           -----           -----
    Income before income taxes...........       4.0%            2.3%            1.8%            1.8%
    Income tax expense...................       1.5%            0.9%            0.7%            0.7%
                                              -----           -----           -----           -----
    Net income...........................       2.5%            1.4%            1.1%            1.1%
                                              =====           =====           =====           =====

  Thirteen Weeks Ended November 2, 1997 Compared to Thirteen Weeks Ended October 27, 1996

     Net sales for the thirteen weeks ended November 2, 1997 (the "third quarter of fiscal 1997") increased $14.6 million or 7.2% over net sales for the thirteen week period ended October 27, 1996. The net sales increase was the result of an increase in comparable store sales of 4.0%, or $7.8 million, and an increase in net sales from new stores of $6.8 million. Sales to commercial customers increased 31.6% to $30.0 million for the thirteen weeks ended November 2, 1997 from $22.8 million for the comparable period of fiscal 1996. During the third quarter of fiscal 1997, the Company opened 16 new stores, relocated 12 stores to larger facilities and closed one store in addition to those closed due to relocations. As of November 2, 1997, the Company had 606 stores in operation.

     Gross profit for the third quarter of fiscal 1997 was $100.2 million, or 46.2% of net sales, compared to $84.8 million, or 41.9% of net sales for the comparable period of fiscal 1996. The increase in gross profit percentage resulted from the Company's ability to obtain generally better pricing and more favorable terms from its vendors as a result of the Company's improving operating results and financial condition. In addition, the Company has realized an increase in sales of automotive hard parts which produce a higher gross profit percentage than other product categories. Gross profit percentage was also favorably affected by efficiencies produced by the Company's warehousing and distribution systems. Warehouse and distribution costs decreased as a percent of net sales to 3.3% for the third quarter of fiscal 1997, compared to 3.5% of net sales for the comparable period of fiscal 1996.

     Operating and administrative expenses increased by $6.8 million to $83.1 million, or 38.3% of net sales for the third quarter of fiscal 1997 from $76.3 million, or 37.7% of net sales, for the comparable period of fiscal 1996. The increase in expense is primarily the result of the incremental operating costs of new stores that are in the early stages of maturation.

     Operating profit increased to $17.1 million, or 7.9% of net sales, for the third quarter of fiscal 1997 compared to $8.4 million, or 4.2% of net sales, for the comparable period of fiscal 1996, due to the factors cited above.

     Interest expense for the third quarter of fiscal 1997 totaled $8.5 million compared to $3.8 million for third quarter of fiscal 1996. The increase in expense is the result of the issuance on October 30, 1996 of $125.0 million of Senior Subordinated Notes and increased borrowings under the Company's expanded bank credit facilities.

     As a result of the above factors, net income increased to $5.3 million for the third quarter of fiscal 1997, compared to $2.8 million for the third quarter of fiscal 1996.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $9.3 million to $22.5 million in the third quarter of fiscal 1997, compared to $13.2 million for third quarter of fiscal 1996. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the Company's $200.0 million Credit Facility contains various financial covenants that are based upon EBITDA as it is defined in the Credit Facility. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of the Company's operating performance.

  Thirty-nine Weeks Ended November 2, 1997 Compared to Thirty-nine Weeks Ended October 27, 1996

     Net sales for the thirty-nine weeks ended November 2, 1997 increased $44.0 million, or 7.4% over net sales for the comparable period of fiscal 1996. Comparable store sales increased $26.5 million, or 4.6% and new stores contributed $17.5 million to the increase in net sales for the thirty-nine weeks ended November 2, 1997 over the comparable period of fiscal 1996. Sales to commercial customers increased 32.6% to $87.7 million for the thirty-nine weeks ended November 2, 1997 from $66.2 million for the comparable period of fiscal 1996. During the thirty-nine weeks ended November 2, 1997, the Company opened 35 new stores, relocated 28 stores to larger facilities, sold 4 stores and closed 5 stores in addition to those closed due to relocations. At November 2, 1997, the Company had 606 stores in operation.

     Gross profit for the thirty-nine weeks ended November 2, 1997 was $277.5 million, or 43.6% of net sales, compared to $242.8 million or 41.0% of net sales for the comparable period of fiscal 1996. The increase in gross profit percentage resulted from the Company's ability to obtain generally better pricing and more favorable terms from its vendors as a result of the Company's improving operating results and financial condition. In addition, the Company has realized an increase in sales of automotive hard parts which produce a higher gross profit percentage than other product categories. Gross profit percentage was also favorably affected by efficiencies produced by the Company's warehousing and distribution systems. Warehouse and distribution costs decreased as a percent of net sales to 3.4% for the thirty-nine weeks ended November 2, 1997 compared to 3.7% of net sales for the comparable period of fiscal 1996.

     Operating and administrative expenses increased by $20.1 million to $241.3 million, or 37.9% of net sales for the thirty-nine weeks ended November 2, 1997 from $221.2 million, or 37.3% of net sales for the comparable period of fiscal 1996. The increase in expense is primarily the result of the incremental operating costs of new stores that are in the early stages of maturation.

     Operating profit increased to $36.2 million or 5.7% of net sales for the third quarter of fiscal 1997 compared to $21.5 million or 3.7% of net sales for the comparable period of fiscal 1996, due to the factors cited above.

     Interest expense for the thirty-nine weeks ended November 2, 1997 totaled $25.0 million compared to $10.9 million for the thirty-nine weeks ended October 27, 1996. The increase in expense is the result of the issuance on October 30, 1996 of $125.0 million of Senior Subordinated Notes and increased borrowings under the Company's expanded bank credit facilities.

     As a result of the above factors, net income increased to $6.9 million for the thirty-nine weeks ended November 2, 1997 compared to $6.4 million for the comparable period of fiscal 1996.

     EBITDA increased by $15.7 million to $51.7 million for the thirty-nine weeks ended November 2, 1997 compared to $36.0 million for comparable period of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory) and store fixtures and leasehold improvements associated with its store expansion and relocation program, the expansion of its sales to commercial customers and the increase in the number of hard parts SKU's in its stores. Historically, the Company has financed its growth and infrastructure requirements through internally generated funds, funds borrowed under its various credit agreements, funds obtained from an affiliate of a shareholder of Holdings through sales-leaseback and other transactions, and lease arrangements with third parties.

     The Company believes that it has sufficient liquidity to fund its debt service obligations and to continue to implement its growth strategy. In addition to its operating cash flow and borrowing capacity under the $200.0 million Credit Facility, the Company has had access to a $50.0 million off-balance sheet revolving lease facility that was provided by an affiliate of a shareholder of Holdings to support its store expansion and relocation program. Pursuant to the terms of the agreement for the $50.0 million revolving lease facility, on October 30, 1997, the Company notified the provider of the facility of the Company's intent to terminate its participation in the facility effective January 31, 1998.

     On November 18, 1997, the Company reached an agreement, in principle, with an unrelated third party for the establishment of a leasing facility that will provide for acquisition and development of approximately 100 to 125 new stores over the period of February 1, 1998 through May 31, 1999. The facility calls for up to $125 million of funding to be provided for acquisition and development costs. The term of the leases for stores acquired or developed under this new lease facility will run for a base period of approximately 18 years and 4 months with a single 10 year renewal option available. Base rents will be determined on the basis of the total development price of the site multiplied by the sum of the 10 year U.S. Treasury Note rate plus the spread. The spread varies, at the option of the Company, from 3.00% to 3.50%, in 25 basis point increments. The base rent is subject to periodic resets, generally on the basis of increases in the Consumer Price Index, with varying caps on the reset depending upon the spread chosen by the Company.

     For the thirty-nine week period ended November 2, 1997, net cash used in operating activities was $16.1 million compared to $15.9 million of cash provided by operating activities. The largest component of the change in cash flow from operating activities relates to inventories, where $36.6 million of cash was used in operating activities during fiscal 1997 while $11.1 million was used for such purposes in fiscal 1996. Inventories are increasing to support newly added stores and an expanded offering of hard parts SKU's. Net cash used in investing activities totaled $14.3 million in the thirty-nine weeks ended November 2, 1997 compared to $5.4 million in the comparable period of fiscal 1996. The increase in cash used in investing activities was the result of generally larger disbursements for capital expenditures. Net cash provided by financing activities totaled $31.5 million in the thirty-nine weeks ended November 2, 1997 compared to net cash used in financing activities of $9.3 million in the comparable period of fiscal 1996. In the 1997 period, net cash provided by financing activities consisted of $56.5 million of revolving credit facility borrowings, payments of debt of $21.0 million, $3.0 million of dividend payments on the Company's preferred stock, $5.5 million of payments on capital lease obligations, receipt of $6.0 million of stockholder receivables and payment of $1.4 million for other financing activities. In the 1996 period, payments of debt and capital lease obligations exceeded borrowings by $8.0 million and payment of $1.3 million for other financing activities were incurred.

     On October 6, 1997, the Company executed an agreement (the "Purchase Agreement") that provides for the acquisition of a newly formed subsidiary of the Trak Auto Corporation ("Trak"). Upon its formation, this new subsidiary will have no liabilities and will own no assets other than the store leases, fixtures and equipment and merchandise inventories of 83 specific store sites formerly owned and operated by Trak. The new subsidiary will also own the merchandise inventory of the Ontario, California distribution center operated by Trak but no other assets or liabilities of the distribution center, other than the inventories, will be acquired.

     The Purchase Agreement calls for: a purchase price of $38.0 million, subject to certain adjustments; a closing date for the consummation of the transaction of December 8, 1997; and for the negotiation and execution of an Operating Services Agreement between the Company and Trak for the provision of certain transitional services to be performed by Trak while the stores are integrated into the Company's systems. The acquisition is to be financed through a combination of the issuance of equity and the incurrence of additional debt. The existing stockholders of Holdings will provide $20.0 million of equity financing to be split ratably among them. In addition, on November 17, 1997, the Company entered into a Commitment Letter with The Chase Manhattan Bank, as Administrative Agent for its $200.0 million Credit Facility to amend and restate the Credit Facility so as to provide for a $300.0 million Credit Facility, subject to the limitations on the incurrence of indebtedness under the Indenture for the 11% Series A Senior Subordinated Notes. The Amendment and Restatement is expected to provide for: i) a 50 basis point reduction in the interest rate for Term Loan borrowings and a 25 basis point reduction in the interest rate for Revolving Loan borrowings under the Credit Facility; ii) the elimination of the borrowing base restriction; iii) a $50.0 million "basket" of funds that can be used for future acquisitions; iv) $50.0 million of revolving borrowings that may be used by the Company to finance store purchase and development activities and
v) various other changes to terms and conditions under which the funds may be borrowed. The maturity dates for the Term Loans and Revolving Loans have not changed under the Amendment and Restatement. The Amendment and Restatement is scheduled for completion on or before December 8, 1997; however, no assurances can be given, at this point, that the Amendment and Restatement will be completed nor that the associated acquisition of the Trak stores will be consummated.

FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management's assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in the Company's May 1997 Form S-4 Registration Statement filed by the Company under the Securities Act (No. 333-22511), and are incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..........................................................  None

ITEM 2.   CHANGES IN SECURITIES......................................................  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................................  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................  None

ITEM 5.   OTHER INFORMATION..........................................................  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:
          3.01*  Amended and Restated Articles of Incorporation of the Company
          3.02*  Amended and Restated By-laws of the Company
          10.01   Purchase Agreement among CSK Auto, Inc. and Trak Auto Corporation, Trak
                  Corporation D/B/A Trak Auto Corporation I and Super Trak Corporation,
                  dated October 6, 1997
          11.01   Statement of Computation of Ratio of Earnings to Fixed Charges
          27.01   Financial Data Schedule
          (b)     Reports on Form 8-K: None

---------------
* Incorporated herein by reference to the Company's registration statement on Form S-4 (File No. 333-22511)

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CSK Auto, Inc.

                                          By:      /s/ JAMES G. BAZLEN
                                            ------------------------------------
                                                      James G. Bazlen
                                               President and Chief Financial
                                                           Officer

DATED: December 3, 1997